Form 10-Q
period 2026-06-30
Energy Transition Special Opportunities
filed 2026-08-07
CIK 2085932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2026, there were 15,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$747,253	$—
Prepaid expenses	17,635	—
Prepaid insurance – short term	146,934	—
Total current assets	911,822	—
Deferred offering costs	—	326,110
Prepaid insurance – long term	127,975	—
Investments held in Trust Account	151,378,525	—
Total Assets	$152,418,322	$326,110

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$116,095	$218,252
Accrued expenses	101,048	4,102
Promissory note - related party	—	124,378
Total current liabilities	217,143	346,732
Deferred underwriting fee	6,000,000	—
Total Liabilities	6,217,143	346,732

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 15,000,000 and no shares at redemption value of $10.09 and $0.00 per share as of June 30, 2026 and December 31, 2025, respectively	151,378,525	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 15,000,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively(1)	500	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,177,846)	(45,622)
Total Shareholders’ Deficit	(5,177,346)	(20,622)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$152,418,322	$326,110

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 18, 2026, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$142,444	$183,852
Loss from operations	(142,444)	(183,852)

Other income:
Interest earned on investments held in Trust Account	628,525	628,525

Net income	$486,081	$444,673

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	7,087,912	3,563,536

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$0.05

Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	5,395,604	5,571,823

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.04	$0.05

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 18, 2026, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(45,622)	$(20,622)

Net loss	—	—	—	—	—	(41,408)	(41,408)

Balance – March 31, 2026 (Unaudited)	—	—	5,750,000	575	24,425	(87,030)	(62,030)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,780,332)	(5,576,897)	(13,357,229)

Sale of Private Placement Warrants	—	—	—	—	5,375,000	—	5,375,000

Fair value of Public Warrants at issuance	—	—	—	—	2,565,000	—	2,565,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(184,468)	—	(184,468)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Compensation expense	—	—	—	—	300	—	300

Net income	—	—	—	—	—	486,081	486,081

Balance – June 30, 2026 (Unaudited)	—	$—	5,000,000	$500	$—	$(5,177,846)	$(5,177,346)

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 18, 2026, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$444,673
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative expenses through promissory note	80,112
Interest earned on investments held in Trust Account	(628,525)
Compensation expense	300
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	368
Prepaid insurance – short term	(146,934)
Prepaid insurance – long term	(127,975)
Accrued expenses	101,048
Net cash used in operating activities	(276,933)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,750,000)
Net cash used in investing activities	(150,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Warrants	5,375,000
Repayment of promissory note – related party	(540,515)
Payment of offering costs	(60,299)
Net cash provided by financing activities	151,774,186

Net Change in Cash	747,253
Cash – Beginning of period	—
Cash – End of period	$747,253

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$116,095
Deferred offering costs paid through promissory note – related party	$290,469
Deferred underwriting fee payable	$6,000,000
Conversion of advances and short-term promissory notes to long-term promissory notes	$52,292

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through June 30, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Climate Transition Special Opportunities SPAC I LP (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2026. On May 18, 2026, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares (as defined below) included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The Company has 18 months from the closing of the Initial Public Offering (or 24 months from the closing of the Initial Public Offering if the Company has executed a business combination agreement within 18 months from the closing of the Initial Public Offering) or until such earlier liquidation date as the board of directors may approve, to complete a Business Combination. However, the Company anticipates that it may not be able to consummate a Business Combination within such period or until such earlier liquidation date as the board of directors may approve, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination. The Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial business combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 18 months (or 24 months, as applicable) without a shareholder vote. Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (the “Underwriters”), the representative of the Underwriters, have agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the completion window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6). At June 30, 2026, the Company had $747,253 in cash and had a working capital of $694,679.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 15, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $747,253 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026, substantially all the assets held in the Trust Account, amounting to $151,378,525, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2025, there were no assets held in Trust Account.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were charged to temporary equity and permanent equity based upon the relative fair value of the proceeds received from the financial instruments sold upon completion of the Initial Public Offering and Private Placement.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares that were issued as part of the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company did not specify a maximum redemption threshold. However, any threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption issued and outstanding. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(2,565,000)
Public Shares issuance costs	(9,413,704)
Plus:
Remeasurement of carrying value to redemption value	13,357,229
Class A ordinary shares subject to possible redemption, June 30, 2026	$151,378,525

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature except for warrants (Note 9).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in an unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On May 18, 2026, the Underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each.

Warrants

The Company accounted for the Public and Private Placement Warrants (defined below) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, Derivatives and Hedging, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as a liability. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026		2026
	Class A - Redeemable	Class B – Non- Redeemable	Class A - Redeemable	Class B Non- Redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$275,988	$210,093	$173,459	$271,214

Denominator:
Basic and diluted weighted average shares outstanding	7,087,912	5,395,604	3,563,536	5,571,823
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.05	$0.05

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 5. SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$747,253	$—
Investments held in Trust Account	$151,378,525	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$142,444	$183,852
Interest earned on investments held in Trust Account	$628,525	$628,525

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

JUNE 30, 2026

(Unaudited)

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

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Promissory Note — Related Party

On July 30, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2026 or the date on which the Company consummates the Initial Public Offering of its securities. As of June 30, 2026 and December 31, 2025, the Company had a balance of $0 and $124,378, respectively, outstanding under the Promissory Note. Borrowings under the promissory note are no longer available.

Administrative Services and Indemnification Agreement

The Company’s Sponsor agreed that commencing on May 14, 2026, the date that the Company’s securities were first listed on the New York Stock Exchange, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor up to $20,000 per month for these services during the 18-month (or 24-month period, as applicable) to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $29,032 in fees for these services, which were included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026 and December 31, 2025.

Due from Sponsor

On May 18, 2026, the Sponsor withheld amounts for payment of offering expenses, and an amount of $8,750 had not yet transferred to the respective vendor. In addition, an amount of $780,964 cash transfer from the Sponsor to the Company’s operating account was not settled as of the closing of the Initial Public Offering. On May 20, 2026, the $8,750 was paid to the vendor, and the $780,964 cash was transferred to the Company’s operating account. As of June 30, 2026, and December 31, 2025, there were no amounts due from Sponsor in the accompanying condensed balance sheets.

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

JUNE 30, 2026

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 15,000,000 Class A ordinary shares subject to redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of August 12, 2025, there were 4,541,667 Class B ordinary shares outstanding. On September 4, 2025, the Company effected a 1 for 1.26605495295 share split of the Class B ordinary shares, in the form of a share dividend, resulting in the Sponsor holding an aggregate of 5,750,000 Class B ordinary shares. All share and per share data have been retrospectively presented. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the Underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 25% of the Company’s issued and outstanding ordinary shares after an Initial Public Offering. On May 18, 2026, the Underwriters forfeited the overallotment option, therefore, the 750,000 Class B ordinary shares were surrendered by the Sponsor. As of June 30, 2026 and December 31, 2025, there were 5,000,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Warrants — As of June 30, 2026, there were 12,875,000 Warrants outstanding, including 7,500,000 Public Warrants and 5,375,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

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

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 9. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$151,378,525	$—

The fair value of the Public Warrants is $2,565,000, or $0.342 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

May 18, 2026
Underlying stock price	$9.79
Exercise price	$11.50
Volatility	5.00%
Risk-free rate	4.30%
Implied market adjustment	28.5%
Warrant term (years)	6.50

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus (“Final Prospectus”) for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $486,081, which consists of interest earned on investments held in the Trust Account of $628,525, offset by general and administrative expenses of $142,444.

For the six months ended June 30, 2026, we had a net income of $444,673, which consists of interest earned on investments held in the Trust Account of $628,525, offset by general and administrative expenses of $183,852.

Liquidity and Capital Resources

On May 18, 2026, we consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,375,000 warrants in a private placement (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,375,000.

Following the Initial Public Offering and the sale of the Units, a total of $150,750,000 was placed in the Trust Account. We incurred $9,598,172, consisting of $3,000,000 of cash underwriting fees, $6,000,000 of deferred underwriting fees, and $598,172 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $276,933. Net income of $444,673 was affected by interest earned on investments held in the Trust Account of $628,525, payment of general and administrative expenses through promissory note of $80,112 and compensation expense of $300. Changes in operating assets and liabilities used $173,493 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $151,378,525 (including approximately $629,000 of interest income) consisting of an investment in a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $747,253. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Final Prospectus filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 18, 2026, we consummated the Initial Public Offering of 15,000,000 Units at $10.00 per Unit, generating gross proceeds of $150,000,000. Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290458). The SEC declared the registration statement effective on May 14, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,375,000 Private Placement Warrants to the Sponsor and CCM at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,375,000. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $150,750,000 was placed in the Trust Account.

We paid a total of $9,598,172, consisting of $3,000,000 of cash underwriting fees, $6,000,000 of deferred underwriting fees, and $598,172 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated May 14, 2026, between the Company and Continental Stock Transfer and Trust Company. (1)
10.1	Insider Letter Agreement, dated May 14, 2026, among the Company, its directors and officers and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated May 14, 2026, between the Company and Continental Stock Transfer and Trust Company. (1)
10.3	Registration Rights Agreement, dated May 14, 2026, among the Company and certain security holders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated May 14, 2026, between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated May 14, 2026, between the Company and the Company and Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
10.6	Administrative Services Agreement, dated May 14, 2026, between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 19, 2026 and incorporated by reference herein.

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

Date: August 6, 2026	By:	/s/ Robert Zulkoski
	Name:	Robert Zulkoski
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Andy Childs
	Name:	Andy Childs
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)