Form 10-Q
period 2026-09-30
Energy Transition Special Opportunities
filed 2026-11-10
CIK 2085932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2026, there were 15,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$647,771	$—
Prepaid expenses	9,758	—
Prepaid insurance – short term	146,934	—
Total current assets	804,463	—
Deferred offering costs	—	326,110
Prepaid insurance – long term	91,241	—
Investments held in Trust Account	152,761,728	—
Total Assets	$153,657,432	$326,110

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$111,595	$218,252
Accrued expenses	245,374	4,102
Promissory note - related party	—	124,378
Advances from sponsor	19,259	—
Total current liabilities	376,228	346,732
Deferred underwriting fee	6,000,000	—
Total Liabilities	6,376,228	346,732

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 15,000,000 and no shares at redemption value of $10.18 and $0.00 per share as of September 30, 2026 and December 31, 2025, respectively	152,761,728	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 15,000,000 and no shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)	500	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,481,024)	(45,622)
Total Shareholders’ Deficit	(5,480,524)	(20,622)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$153,657,432	$326,110

(1)	As of December 31, 2025, includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 18, 2026, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from July 11, 2025 (inception) through September 30,
	2026	2026	2025
General and administrative expenses	$303,178	$487,030	$45,622
Loss from operations	(303,178)	(487,030)	(45,622)

Other income:
Interest earned on investments held in Trust Account	1,383,203	2,011,728	—

Net income (loss)	$1,080,025	$1,524,698	$(45,622)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	15,000,000	7,417,582	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.05	$0.12	$—

Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares(1)	5,000,000	5,000,000	5,000,000

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.05	$0.12	$(0.01)

(1)	For the nine months ended September 30, 2026 and for the period from July 11, 2025 (inception) through September 30, 2025 excluded up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 18, 2026, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025(1)	—	$—	5,750,000	$575	$24,425	$(45,622)	$(20,622)

Net loss	—	—	—	—	—	(41,408)	(41,408)

Balance – March 31, 2026 (Unaudited)	—	—	5,750,000	575	24,425	(87,030)	(62,030)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,780,332)	(5,576,897)	(13,357,229)

Sale of Private Placement Warrants	—	—	—	—	5,375,000	—	5,375,000

Fair value of Public Warrants at issuance	—	—	—	—	2,565,000	—	2,565,000

Transaction costs allocated to warrants	—	—	—	—	(184,468)	—	(184,468)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Compensation expense	—	—	—	—	300	—	300

Net income	—	—	—	—	—	486,081	486,081

Balance – June 30, 2026 (Unaudited)	—	—	5,000,000	500	—	(5,177,846)	(5,177,346)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,383,203)	(1,383,203)

Net income	—	—	—	—	—	1,080,025	1,080,025

Balance – September 30, 2026 (Unaudited)	—	$—	5,000,000	$500	$—	$(5,481,024)	$(5,480,524)

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 18, 2026, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each (see Note 8).

FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 11, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(45,622)	(45,622)

Balance – September 30, 2025 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(45,622)	$(20,622)

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 18, 2026, the underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from July 11, 2025 (inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,524,698	$(45,622)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative expenses through promissory note	62,022	22,870
Payment of general and administrative expenses through advances from related party	14,759	—
Interest earned on investments held in Trust Account	(2,011,728)	—
Compensation expense	300	—
Changes in operating assets and liabilities:
Prepaid expenses	14,192	—
Prepaid insurance	55,693	—
Accrued expenses	241,272	22,752
Net cash used in operating activities	(98,792)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,750,000)	—
Net cash used in investing activities	(150,750,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000	—
Proceeds from sale of Private Placement Warrants	5,375,000	—
Repayment of promissory note – related party	(794,687)	—
Payment of offering costs	(83,750)	—
Net cash provided by financing activities	151,496,563	—

Net Change in Cash	647,771	—
Cash – Beginning of period	—	—
Cash – End of period	$647,771	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$111,595	$185,709
Deferred offering costs paid through promissory note – related party	$290,469	$82,858
Deferred offering costs paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Offering costs paid by Sponsor through advances from related party	$4,500	$—
Deferred underwriting fee payable	$6,000,000	$—
Prepaid expenses paid through promissory note – related party	$317,818	$—
Forfeiture of Founder Shares	$75	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through September 30, 2026 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2026 had been satisfied through borrowings under an unsecured promissory note from the Sponsor (see Note 6), the portion of the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants not held in the Trust Account, and advances from the Sponsor. At September 30, 2026, the Company had $647,771 in cash held outside the Trust Account and working capital of $428,235.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations through one year from the date these unaudited condensed financial statements are issued. The Company expects to continue to incur significant costs in pursuit of its acquisition plans, including the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination. Management plans to address this need through Working Capital Loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors (see Note 6), and/or the deferral of certain payments; however, none of these parties is obligated to loan the Company funds, and there is no assurance that management’s plans will be successful. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 15, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $647,771 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026, substantially all the assets held in the Trust Account, amounting to $152,761,728, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2025, there were no assets held in Trust Account.

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

SEPTEMBER 30, 2026

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares that were issued as part of the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company did not specify a maximum redemption threshold. However, any threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption issued and outstanding. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(2,565,000)
Public Shares issuance costs	(9,413,704)
Plus:
Accretion for Class A ordinary shares to redemption amount	13,357,229
Class A ordinary shares subject to possible redemption, June 30, 2026	151,378,525
Plus:
Accretion for Class A ordinary shares to redemption amount	1,383,203
Class A ordinary shares subject to possible redemption, September 30, 2026	$152,761,728

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On May 18, 2026, the Underwriters forfeited their over-allotment option. As a result, 750,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 4,925,000 Class B ordinary shares and the three independent directors holding 25,000 Class B ordinary shares each.

Warrants

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, Derivatives and Hedging, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as a liability. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended		For the Period from July 11, 2025 (inception) through
	September 30,		September 30,		September 30,
	2026		2026		2025
	Class A - Redeemable	Class B – Non- Redeemable	Class A - Redeemable	Class B Non- Redeemable	Class A - Redeemable	Class B Non- Redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$810,019	$270,006	$910,771	$613,927	$—	$(45,622)

Denominator:
Basic and diluted weighted average shares outstanding	15,000,000	5,000,000	7,417,582	5,000,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.12	$0.12	$—	$(0.01)

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$647,771	$—
Investments held in Trust Account	$152,761,728	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from July 11, 2025 (inception) through September 30, 2025
General and administrative expenses	$303,178	$487,030	$45,622
Interest earned on investments held in Trust Account	$1,383,203	$2,011,728	$—

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures. CODM reviews and monitors interest earned on investments held in Trust Account to maximize return accruing to Class A ordinary shares subject to possible redemption.

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

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Company’s initial business combination, (B) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (3) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial business combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial business combination within such time period and to liquidating distributions from assets outside the Trust Account and (4) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial business combination (including any proposals recommended by the Company’s board of directors in connection with such business combination) (except with respect to any public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial business combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial business combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial business combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in the Amended and Restated Memorandum and Articles of Association. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the Sponsor and the Underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Promissory Note — Related Party

On July 30, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2026 or the date on which the Company consummates the Initial Public Offering of its securities. Total borrowings under the Promissory Note amounted to $794,687, of which $760,286 was repaid upon the closing of the Initial Public Offering on May 18, 2026 and the remaining $34,401 was repaid on June 26, 2026. As of September 30, 2026 and December 31, 2025, the Company had a balance of $0 and $124,378, respectively, outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Administrative Services and Indemnification Agreement

The Company’s Sponsor agreed that commencing on May 14, 2026, the date that the Company’s securities were first listed on the New York Stock Exchange, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor up to $20,000 per month for these services during the 18-month period (or 24-month period, as applicable) to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Sponsor began charging these fees upon the closing of the Initial Public Offering on May 18, 2026. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $89,032 in fees for these services, respectively, of which $40,000 was included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2026. For the period from July 11, 2025 (inception) through September 30, 2025, no fees were incurred for these services.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

Due from Sponsor

On May 18, 2026, the Sponsor withheld amounts for payment of offering expenses, and an amount of $8,750 had not yet transferred to the respective vendor. In addition, an amount of $780,964 cash transfer from the Sponsor to the Company’s operating account was not settled as of the closing of the Initial Public Offering. On May 20, 2026, the $8,750 was paid to the vendor, and on May 21, 2026, the $780,964 cash was transferred to the Company’s operating account. As of September 30, 2026 and December 31, 2025, there were no amounts due from Sponsor in the accompanying condensed balance sheets.

Advances from Sponsor

As of September 30, 2026 and December 31, 2025, the Company owes $19,259 and $0 to the Sponsor for expenses which it has paid on the Company’s behalf, respectively. The amount is due on demand.

NOTE 7. COMMITMENTS

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial business combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 18, 2026, the Underwriters informed the Company that they were forfeiting the over-allotment option to purchase the additional 2,250,000 Units.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 15,000,000 and no Class A ordinary shares subject to redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of August 12, 2025, there were 4,541,667 Class B ordinary shares outstanding. On September 4, 2025, the Company effected a 1 for 1.26605495295 share split of the Class B ordinary shares, in the form of a share dividend, resulting in the Sponsor holding an aggregate of 5,750,000 Class B ordinary shares. All share and per share data have been retrospectively presented. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the Underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 25% of the Company’s issued and outstanding ordinary shares after an Initial Public Offering. On May 18, 2026, the Underwriters forfeited the over-allotment option; therefore, the 750,000 Class B ordinary shares were surrendered by the Sponsor. As of September 30, 2026 and December 31, 2025, there were 5,000,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, there were 12,875,000 Warrants outstanding, including 7,500,000 Public Warrants and 5,375,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering, except as described above.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$152,761,728	$—

The fair value of the Public Warrants was $2,565,000, or $0.342 per Public Warrant, at issuance on May 18, 2026. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

May 18, 2026
Underlying stock price	$9.79
Exercise price	$11.50
Volatility	5.00%
Risk-free rate	4.30%
Implied market adjustment	28.5%
Warrant term (years)	6.50

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 9, 2026, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $1,000,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At the time of signing of the Note, $150,000 had been drawn and was outstanding under the terms of the Note.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,080,025, which consists of interest earned on investments held in the Trust Account of $1,383,203, offset by general and administrative expenses of $303,178.

For the nine months ended September 30, 2026, we had a net income of $1,524,698, which consists of interest earned on investments held in the Trust Account of $2,011,728, offset by general and administrative expenses of $487,030.

For the period from July 11, 2025 (inception) through September 30, 2025, we had a net loss of $45,622, which primarily consists of general and administrative expenses.

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

For the nine months ended September 30, 2026, cash used in operating activities was $98,792. Net income of $1,524,698 was affected by interest earned on investments held in the Trust Account of $2,011,728, payment of general and administrative expenses through promissory note of $62,022, payment of general and administrative expenses through advances from related party of $14,759 and compensation expense of $300. Changes in operating assets and liabilities provided $311,157 of cash for operating activities.

For the period from July 11, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $45,622 was affected by payment of general and administrative expenses through promissory note of $22,870. Changes in operating assets and liabilities provided $22,752 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $152,761,728 (including approximately $2,012,000 of interest income) consisting of an investment in a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $647,771. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants.

As of September 30, 2026, we had working capital of $428,235. We do not have sufficient liquidity to meet our anticipated obligations through one year from the date of issuance of the unaudited condensed financial statements included in this Quarterly Report. We expect to address this need through Working Capital Loans from our Sponsor, an affiliate of our Sponsor, or our officers and directors, and/or the deferral of certain payments; however, none of these parties is obligated to loan us funds, and there is no assurance that our plans will be successful. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In addition, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

On November 9, 2026, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $1,000,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At the time of signing of the Note, $150,000 had been drawn and was outstanding under the terms of the Note.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting fee payable described below and an agreement to pay the Sponsor up to $20,000 per month for general and administrative services, including office space and administrative services during the 18-month period (or 24-month period, as applicable) to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

The Company granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 18, 2026, the Underwriters informed the Company that they were forfeiting the over-allotment option to purchase the additional 2,250,000 Units.

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

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,375,000 Private Placement Warrants to the Sponsor and Cohen & Company Capital Markets at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,375,000. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $150,750,000 was placed in the Trust Account.

We incurred a total of $9,598,172, consisting of $3,000,000 of cash underwriting fees, $6,000,000 of deferred underwriting fees, and $598,172 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 9, 2026, we issued an unsecured promissory note in the amount of up to $1,000,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which we consummates our initial business combination. In the event we consummate our initial business combination, the Sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of our initial public offering, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At the time of signing of the Note, $150,000 had been drawn and was outstanding under the terms of the Note.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
10.1	Promissory Note, dated November 9, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 19, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSITION SPECIAL OPPORTUNITIES

Date: November 10, 2026	By:	/s/ Robert Zulkoski
	Name:	Robert Zulkoski
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Andy Childs
	Name:	Andy Childs
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)